Form 10-K
period 2001-01-31
BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORP SER 1998-A
filed 2001-05-04
CIK 1139603

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the year ended January 31, 2001.

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE AT OF 1934.

         For the transition period from ____________ to ________________.

                      BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORPORATION,
                                       AS DEPOSITOR
                       (exact name of Registrant as specified in its charter)

                                        on behalf of

                                 BCMSC TRUST Series 1998-A

               Delaware                  333-40113            03-0355080
    (State of other jurisdiction of      (Commission          (IRS Employer
            Incorporation)                File Number)      Identification No.)

       1600 Mountain View Drive                                    05466
          Colchester, Vermont                                    (ZIP code)
    (Address of principal executive
               officers)

            Registrant's telephone number, including area code: (802) 654-7200

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes      X            No   ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

        As of March 31, 2001, there were 1,000 shares of Bombardier Capital Mortgage Securitization Corporation Common Stock outstanding.


                                     PART I

ITEM 1.  BUSINESS

                  Bombardier Capital Mortgage Securitization Corporation is a wholly-owned bankruptcy-remote subsidiary of Bombardier Capital Inc. The Series 1998-A was formed solely for the purpose of acquiring from Bombardier Capital Mortgage Securitization Corporation certain manufactured housing installment sales contracts and mortgage loans.

ITEM 2.  PROPERTIES

                  Nothing to Report.

ITEM 3.   LEGAL PROCEEDINGS

                  Nothing to Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Nothing to Report.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The sole holder of Bombardier Capital Mortgage Securitization Corporation's equity shares is Bombardier Capital Inc. There is currently no market for the equity shares of Bombardier Capital Mortgage Securitization Corporation nor is it anticipated that such a market will develop.

ITEM 6.   SELECTED FINANCIAL DATA

                  Nothing to Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Nothing to Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  Nothing to Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

                  Nothing to Report.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

                  Nothing to Report.

ITEM 11.  EXECUTIVE COMPENSATION

                  Nothing to Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Nothing to Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Nothing to Report.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         99.1     Annual Servicer's Certificate
         99.2     Annual Report of Independent Accountants on Compliance

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bombardier Capital Mortgage Securitization Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORPORATION


By:           /s/Robert Gillespie
Name:         Robert Gillespie
Title:        Director
Date:         April 30, 2001


By:           /s/Brian Peters
Name:         Brian Peters
Title:        Director
Date:         April 30, 2001


By:           /s/Blaine Filthaut
Name:         Blaine Filthaut
Title:        Director
Date:         April 30, 2001


By:           /s/R. William Crowe
Name:         R. William Crowe
Title:        Director
Date:         April 30, 2001


By:           /s/Kevin Burns
Name:         Kevin Burns
Title:        Director
Date:         April 30, 2001


Exhibit 99.1

                ANNUAL SERVICER'S STATEMENT AS TO COMPLIANCE
                        ("Officer's Certificate")

                        BOMBARDIER CAPITAL INC.

                        January 31, 2001

The undersigned, a duly authorized representative of Bombardier Capital Inc. ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of January 1, 1998 (the "Agreement"), by and among BC Mortgage Securitization Corporation ("BCMSC"), as Depositor, BCI, as Servicer, and Harris Trust and Savings Bank ("Harris"), as Trustee, do hereby certify, on behalf of BCI, that:

1.   BCI is, as of the date hereof, the Servicer under the Agreement.

2. The undersigned is a Servicing Officer and is duly authorized pursuant to the Agreement to execute and deliver this Officer's Certificate to Harris.

3. A review of the activities of the Servicer for the preceding 12-month period or since the Cut-off Date in the case of the first Officer's Certificate relating to the Trust, and of its performance under the Agreement has been made under such Officer's supervision.

4. Based on such review, the Servicer has, to the best of the Officer's knowledge, fulfilled in all material respects all of its obligations under the Agreement throughout such period.

5. To the best of the Officer's knowledge, each subservicer fulfilled its obligations under its subservicing agreement in all material respects.


IN WITNESS WHEREOF, the undersigned has duly executed this Officer's Certificate as of the 30th day of April 2001.

                      Bombardier Capital Inc.


                      By:
                      ---------------------------------------------------------

                      Name:  Robert Gillespie
                      Title:   President & Chief Operating Officer

                      By:
                      ---------------------------------------------------------

                      Name:  Ana Satz
                      Title:   Divisional Controller - MFD

Exhibit 99.2

                 Report on Management's Assertion on Compliance
                with Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                        Report of Independent Accountants

Board of Directors
Bombardier Capital Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Bombardier Capital Inc. (BCI) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended January 31, 2001. Management is responsible for BCI's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about BCI's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about BCI's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on BCI's compliance with specified requirements.

In our opinion, management's assertion, that BCI complied with the aforementioned requirements during the year ended January 31, 2001, is fairly stated, in all material respects.

This report is intended solely for the information and use of Bombardier Inc., the board of directors and management, and is not intended to be and should not be used by anyone other than these specified parties.


                                Ernst & Young LLP


Boston, Massachusetts
April 25, 2001